Form 10-K/A
period 2006-12-31
CIT Equipment Collateral 2006-VT1
filed 2007-04-02
CIK 1358576

OMB APPROVAL
OMB Number:	3235-0063
Expires:	April 30, 2009
Estimated average burden
hours per response...	2,196.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K/A
(Amendment No. 1)

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

Exhibit Index Appears on Page 7.

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

None.

PART I

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

          Pursuant to this Form 10-K/A, the registrant/depositor and the issuing entity modify the report on Form 10-K, filed with the Securities and Exchange Commission (the “Commission”) with respect to the issuing entity on April 2, 2007 to amend sub-sections (d)(i) and (d)(ii) under the heading entitled, “Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria”, appearing in, and the Certification Regarding Compliance with Applicable Servicing Criteria and Appendix A thereto filed as part of Exhibit 33.4 to, such report on Form 10-K to:

          (a) replace the phrase, “Report on Assessment of Compliance with Servicing Criteria”, appearing after the phrase, “which is described in DFS's”, in the fifth (5th) line and before the phrase, “(the “DFS Applicable Servicing Criteria”),” in the sixth (6th) line of such sub-section (d)(i) with the phrase, “Certification Regarding Compliance with Applicable Servicing Criteria”;

          (b) replace the phrase, “The Subservicer”, appearing at the beginning of the second (2nd) paragraph of each of paragraphs 1, 2, 3 and 4 of such sub-section (d)(ii) in each instance with the phrase, “DFS”;

          (c) delete the phrase, “(D)”, appearing after the phrase, “Item 1122(d))(2)(vii)”, and before the colon (“:”) in the first (1st) line of the first (1st) paragraph of paragraph 2 of such sub-section (d)(ii);

          (d) replace the phrase, “Reporting Period”, appearing after the phrase, “were not maintained during the”, and before the phrase, “the pool asset was delinquent”, in the second (2nd) paragraph of paragraph 4 of such sub-section (d)(ii) with the word, “period”;

          (e) insert the following two (2) new sentences at the end of the second (2nd) paragraph of paragraph 1 of such sub-section (d)(ii):

“DFS has identified material deficiencies in the operating effectiveness of its policies and procedures to monitor the compliance by its vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the platform which is described in DFS's Certification Regarding Compliance with Applicable Servicing Criteria, taken as a whole. Specifically, DFS has not performed procedures designed to ensure the completeness and accuracy of compliance reporting by its lockbox vendors”;

          (f) replace the phrase, “Subserviced Platform”, appearing after the phrase, “with respect to”, and before the semi-colon (“;”) in the second (2nd) line of paragraph 4 of such Certification Regarding Compliance with Applicable Servicing Criteria with the word, “Platform”; and

          (g) delete the letter, “X”, appearing in the row under the sub-heading entitled, “Cash Collection and Administration”, and bearing the reference, “1122(d)(2)(i)”, from the column entitled, “Performed Directly by the Subservicer”, in such Appendix A to Exhibit 33.4 and insert the letter, “X”, in the row under the sub-heading entitled, “Cash Collection and Administration”, and bearing the reference, “1122(d)(2)(i)”, under the column entitled, “Performed by Vendor(s) for which the Subservicer is the Responsible Party”, in such Appendix A to Exhibit 33.4.

After giving effect to such amendments, sub-sections (d)(i) and (d)(ii) under the heading entitled, “Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.”, appearing in such report on Form 10-K read as set forth below.

          “(d)(i)     Dell Financial Services L.P. and DFS-SPV L.P. (collectively, “DFS”) have assessed their compliance as of December 31, 2006 and for the Reporting Period with the servicing criteria set forth in Item 1122(d) of Regulation AB (17 CFR 229.1122(d)), except for Items 1122(d)(1)(i), 1122(d)(1)(iii), 1122(d)(1)(iv), 1122(d)(2)(ii), 1122(d)(2)(iii), 1122(d)(2)(iv), 1122(d)(2)(vi), 1122(d)(3)(i), 1122(d)(3)(ii), 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(iii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)(4)(xiii) and 1122(d)(4)(xv) of such regulation, which DFS has determined are not applicable to the servicing activities DFS performs with respect to the asset-backed securities platform which is described in DFS’s Certification Regarding Compliance with Applicable Servicing Criteria (the “DFS Applicable Servicing Criteria ”).

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

DFS noted certain customer payments that were not deposited within two business days. There is no alternative standard in the transaction agreement. DFS has identified material deficiencies in the operating effectiveness of its policies and procedures to monitor the compliance by its vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the platform which is described in DFS's Certification Regarding Compliance with Applicable Servicing Criteria, taken as a whole. Specifically, DFS has not performed procedures designed to ensure the completeness and accuracy of compliance reporting by its lockbox vendors.

          2.         Item 1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations: (A) are mathematically accurate; (B) are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) are reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

DFS noted certain reconciling items that were not resolved within 90 calendar days of original identification. There is no alternative standard in the transaction agreement.

          3.         Item 1122(d)(4)(vii): Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.

DFS noted certain loss mitigation or recovery actions that were not initiated, conducted or concluded in accordance with the required timeframes established under the transaction agreement.

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

DFS noted certain collection activities that were not maintained during the period the pool asset was delinquent.”

After giving effect to such amendments, Exhibit 33.4 filed as part of such report on Form 10-K reads as set forth in Exhibit 33.1, Certification Regarding Compliance with Applicable Servicing Criteria, attached hereto.

Please note that the inserted language set forth in paragraph (e) above was included in the final version of the report on Form 10-K of the registrant/depositor and the issuing entity reviewed by the signatory to such report on Form 10-K and the Certification Pursuant to Rule 15d-14(d), filed as part of such report on Form 10-K prior to his execution thereof. However, the inserted language set forth in paragraph (e) above was inadvertently not included in the final printer's proof of the report on Form 10-K of the registrant/depositor and the issuing entity, filed with the Commission.

Please note further that the revisions set forth in paragraphs (f) and (g) above were included in the final version of the Certification Regarding Compliance with Applicable Servicing Criteria and Appendix A thereto, as executed by DFS. However, the revisions set forth in paragraphs (f) and (g) above were inadvertently not included in the final printer's proof of such Certification Regarding Compliance with Applicable Servicing Criteria and Appendix A thereto, filed with the Commission.

PART II

***

PART III

***

PART IV

Item 15. Exhibits, Financial Statement Schedules.

          (a)(1)     Not Applicable.

          (a)(2)     Not Applicable.

          (a)(3)     The following documents are filed as exhibits to this Form 10-K/A:

Exhibit No.	Description of Document:

31.1	Certification Pursuant to Rule 15d-14(d).
33.1	Certification Regarding Compliance with Applicable Servicing Criteria (Dell Financial Services L.P. and DFS-SPV L.P.).

          (b)     Not Applicable.

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

CIT EQUIPMENT COLLATERAL 2006-VT1
(Issuing entity)

Date: April 2, 2007	BY:	CIT Financial USA, Inc., as Servicer
(Servicer)

	BY:		/s/ Mark A. Carlson

(Signature)
		Name:	Mark A. Carlson
		Title:	Senior Vice President – Corporate Treasury
(senior officer in charge of servicing function of servicer)

EXHIBIT INDEX:

Exhibit Number:	Description of Document:

31.1	Certification Pursuant to Rule 15d-14(d).

33.1	Certification Regarding Compliance with Applicable Servicing Criteria (Dell Financial Services L.P. and DFS-SPV L.P.).